Form 10-K
period 2025-12-31
TV Channels Network Inc.
filed 2026-04-10
CIK 1952670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-286926

TV Channels Network Inc.

(Name of Small Business Issuer in its charter)

Nevada	88-3851932
(State of incorporation)	(IRS Employer Identification No.)

7582 Las Vegas Blvd. South Las Vegas, NV	89123
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: 702-721-9915

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of April 9, 2026, the Company had 43,396,100 outstanding shares of common stock.

Documents incorporated by reference: None.

TV CHANNELS NETWORK, INC.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology. Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. Business

Our Business

The Company was incorporated on August 12, 2022, in the State of Nevada. Since incorporation, the Company has not made any significant purchases or sales of assets. From inception until the date of this filing the Company has had limited operating activities, primarily consisting of (i) the incorporation of the company, (ii) the development of the business plan, (iii) initial equity funding, (iv) the performance of due diligence on potential suppliers of online content, and (v) beginning to develop strategic referral partnerships with investment newsletters and websites catering to our target market. Darryl Payne acquired 1,666,666 shares of our common stock with a par value of $0.001 per share in return for the Company’s initial funding, and goodwill consideration in the form of office space, access to internet and telephone service, access to its network of contacts and professional relationships.

TV Channels Network Inc. is a Nevada-based music and entertainment technology company whose primary business is the providing of streaming entertainment content. The Company goal is to become a major entertainment content provider.

Upon the closing of this offering, we will start our national TV advertising and social media campaigns in order to secure monthly subscribers to our streaming service. We expect to go live with over 300 channels soon after of the close of the offering. We expect to be generating positive revenues within 45 to 60 days after going live with our premium channels subscription packages. Our objective is to become the first streaming service to offer subscribers over 300 national live channels and 100 live video concert channels, including showcasing live concerts and sporting events only available on TV Channels Network streaming services.

The Company’s business plan is to seek to acquire many rights for ownership including:

•Streaming Services

•Movie and Film Libraries,

•Original and Exclusive Content

•Live Linear TV Network Licensing

•Streaming Exclusive Live Pay Per View Events

•Purchase of Music Rights

•Signing New Recording Artists

•TV Show Rights

•Professional Wrestling & Sports Companies

USA STREAMING RIGHTS LICENSED TO TV Channels Network Inc

1.The Legends of Classic Soul Concert Series, AS SEEN ON NATIONAL TV. The Legends of Classic Soul concert series features 20 soul groups on our own unique streaming video on demand pay per view platform. Featured artist includes The Four Tops, The Whispers, The Dells, Main Ingredient featuring Cuba Gooding Sr, Harold Melvin’s Blue Notes, Chi-lites, The Delfonics, Blue Magic, Ray, Goodman, & Brown, Enchantment, The Temptations Review featuring Dennis Edwards, The Dramatics, Confunkshun, Atlantic Starr, Slave, The Floaters, Coasters, and Melba Moore featuring Freddie Jackson.  On January 27, 2023, TV Channels Network obtained a six-year exclusive license from Darryl Payne Films, who is owned and controlled by our Chief Executive Officer, to all concerts in the Legends of Classic Soul series. The agreement is set forth as Exhibit 10.7 to the registration statement of which this prospectus is a part.

2.The PBS On Tour Concert Series. These iconic performances aired fifty-two one hour shows in 1997. The PBS TV Show featured each artist performing 3 songs. Sting, Meatloaf, Ozzy Osbourne, Lenny Kravitz, Busta Rhymes, Lou Reed, The Cure, Devo, Hot Tuna, Dennis Brown, Freda Payne, Joan Osbourne, Goo Goo Dolls, Bruce Hornsby, Indigo Girls, Smashing Pumpkins, A Tribe Called Quest, Tears for Fears, The Fugees and Cypress Hill are some of the many artists in this iconic series. On May 10, 2023, TV Channels Network purchased from John Diaz,

Producer/Owner of the PBS On Tour concert series a perpetual license to broadcast the PBS On Tour concert series. The purchase price was $50,00, plus 25,000 common shares of TV Channels Network stock upon the commencement of trading by TV Channels Network. The agreement is set forth in Exhibit 10.9 to the registration statement of which this prospectus is a part.

3.On November 5, 2022, the Company entered into a Network Communications Dealer Agreement with NetCom.TV, whereby the Company has been granted a license whereby TV Channels Network will establish, own, manage and maintain services to enable their customers to receive programming and market, promote, advertise and solicit the sale of programming packages to its customers, who will be able to stream said packages under this agreement. The initial term of the agreement is five years, with successive renewal terms of five years.

All cleared content will be monetized on the Company’s HD Streaming platform which is already completed. Some of the concerts recorded used as many as 22 cameras for each show. Several of these performances were recorded in 3D. Many titles will be offered to worldwide fans.

Fifty-Two On Tour Shows can be made available for TV in their original show configuration. The Company intends to offer all the artists revenue-sharing deals if they sign a new current contract with our company. The goal is to also release separate full-length concerts of each artist. The Company has talked to many of these artists with positive feedback. These concerts were never commercially available or seen as full length shows from each separate artist.”

3.Wrestling. We are a financial partner in World Class Pro Wrestling and Lone Star Wrestling WAW. World Class Pro Wrestling and Lone Star Wrestling WAW have scheduled various live events this year. All the wresting events will be available streaming on TV Channels Network Inc.’s streaming service.  On January 18, 2023, TV Channels Network entered into an agreement with Jerry Bostic, the producer of World Class Wrestling, whereby TV Channels Network has been granted the rights to Mr. Bostic’s library of live wrestling entertainment events.  Further, the Company will produce with Mr. Bostic all future World Class Wrestling events, with the first events to take place in 2026. Mr. Bostic shall receive 25,000 shares of common stock of TV Channels Network within seven (7) days of the Company commencing trading on Nasdaq. The agreement is set forth at Exhibit 10.6 to the registration statement of which this prospectus is a part.

4.26 Episodes of CBS TV The Judy Garland Show. This historic collection of 26 one-hour-long episodes includes an unprecedented list of guests -- including Barbra Streisand, Mickey Rooney, Count Basie, Lena Horne, Tony Bennett, Ethel Merman, Bob Newhart, Donald O’Connor, Peggy Lee, Steve Allen, Jane Powell, Peter Lawford, Vic Damone, Jack Jones, and Garland’s daughter Liza Minnelli, among others. Judy Garland also performed solo concert performances as part of this amazing, wonderful TV show.

In 1962, the CBS Network won the right to broadcast Judy Garland’s musical variety show in an unheard-of pact worth $24 million. From June 1963 through March 1964, the one-hour episodes were videotaped at CBS’ Television City in Hollywood, California. There are once-in-a-lifetime musical pairings and duets between Garland and her guests. This collection is the only remaining audio/video in existence of the legendary diva at her physical and vocal peak. Music Producer Mogul Darryl Payne had entered a deal to buy the USA rights to the Judy Garland Show for $900,000 in 1998 from Michael Sid Luft. On January 13, 2023, TV Channels Network obtained a six-year exclusive license from Darryl Payne, our Chief Executive Officer, to all 26 episodes of The Judy Garland Show. The agreement is set forth at Exhibit 10.8 to the registration statement of which this prospectus is a part.

The Company has rights to anywhere from 50 to 100 Radio Shows that were produced in conjunction with the PBS On Tour concert series, which we own the rights to. All the video concerts and radio shows will be made available for license to third-party companies.

1.10,000 Audio Songs of Various Artists. Including Pop, Dance, Jazz, Blues, Country, R & B, Classic Soul, and Rock & Roll. Many popular names complete this listing. These songs comprise music produced by our CEO, Darryl Payne, who intends to license the rights thereto on terms to be agreed upon at the completion of this offering.

2.TV Channels Network Inc. has approximately 20 acquisition deals to close, upon the full completion of funding.

In addition, the Company intends to acquire additional rights to video and audio performances. The Company shall seek third party license deals whereas the Company will receive advance payments upfront upon signing a deal.

We are in an age where technology and entertainment merge to deliver the thrill of the front row seat to the hand-held device, or to the ultra-high-definition experience delivered from today’s television screen. Creation and distribution models struggle to adapt to the challenging global environment, and the complex interplay social media now has on the consuming public.

The Company intends to build upon its Officer’s direct relationships with legendary performers and event production partners, and through the bridge of technology, intends to deliver cross-platform interaction to expand reach while improving the creator and consumer value model.

Through a vision that respects the artist creation process and sees the growth of an engaged social audience, the Company intends to introduce new operations that build upon niche opportunities. Artistic relationships and media distribution acquisitions can broaden the company’s operations.

The Company recently completed its Streaming Media Pay Per View Platform. Through this platform, all the Company’s video content will be available for consumers to stream.

Event, Artist Production and Licensing.

The Company will seek to work with new artists and legendary artists at our recording facility. The goal is to invest in the development and promotion of live events, leveraging our strength in media distribution across all platforms. To become a premier management company. The Company intends to apply cutting edge video quality distribution methods and social media applications to expand market awareness. The Company will seek to introduce interactive marketing and grow strong continuous revenues.

Broadcast, Radio and Internet Media Operations.

Consistent with the Company’s mission to connect disparate distribution platforms. The Company with “Best of Breed’’ cloud infrastructure and software solutions intend to build upon broadcast partnerships and acquisitions to create a unified distribution business. Consumers will be given choices. Improving on the retail offerings of services like Spotify, YouTube, iTunes, Disney and Netflix, the Company’s platform provides owners and artists more transparent control over their intellectual property.

Rights Acquisition, Management, and Channel Integration.

The Company is committed to innovative Rights Management that recognizes the value of the artist and provides a preferred integrated channel distribution model for Creators in virtually all media and IP investors. Building upon a catalog of concerts, songs, and TV shows, the Company intends to manage around 5,000 titles by the end of 2024.

Capitalizing on the consolidation of extensive managed properties, the Company maintains a roster of legendary artist relationships. The Company is positioned to gain existing significant opportunities across the entertainment landscape. Our technology operations embrace cloud-based solutions for Audio/Video distribution and provide greater supply chain visibility and flexibility. The Company intends to seek to grow new fresh business units across numerous media channels.

Direct Response TV:

Unlimited channels will be created on our Pay Per View Subscription Platforms. The Company will advertise and buy media on TV to sell our content.

Legends of Classic Soul (www.LegendsOfClassicSoul.com). This series has generated substantial credit card sales on TV. The average consumer order for the DVD Box Sets is $199.00 per order. Legends of Classic Soul Concerts were all recorded in HD with great sound. Sadly, many of these legends have passed away since this series first started filming in 2005.

Live Video Concerts. The Company plans to offer its customers full-length, pre-recorded video of concerts by various artists in dance music, R&B/Urban, and other genres. These live concerts will be available through the Company’s video on-demand streaming channel via the Company’s website.

Strategy and Implementation

Business Model

The Company’s primary business is to develop and market world-class entertainment content, including but not limited to full-length concerts, movies, and television shows. This will be accomplished by aggressive deployment and branding of the Company’s state-of-the-art technologies to bring superior, cost-effective solutions to consumers in need of these services.

Through the Company’s web site, customers will be offered designated services. These services are transactional in nature with add-on options based on the sender’s requirements. Options are priced to increase the overall amount per transaction whereby the overall margin is significantly increased.

By being a web-based business, our business model is based on volume. Through automation of transactions inherent in the technologies employed, the low cost of transactions maintains a high gross margin. Our business can run 24 hours a day, seven days a week with the minimal staff needed to operate the business. Most business activities are automated, which greatly reduces the related overhead and staffing components associated with similar, conventional business formats.

The Company’s corporate development is focused on its core business and is structured to accomplish its initial business objectives over a three-year period. The Company has defined seven business divisions: systems operations and management; information technologies; sales and marketing; customer service; service development; business development; and general administration. Additional revenue streams will be added as new products and services are proven to be viable and are integrated into the network.

The Company also intends to devote resources to developing a consumer market with new specific services designed for the consumer, home-based businesses, and small business owners.

Business Growth Strategy

The key to the Company’s business growth strategy is customer acquisition. The Company’s initial operations are based in the United States. Being an Internet-based business, technical operations can be maintained separately from corporate operations. This will all be aligned with the Company’s basic financial philosophy of controlling costs as sales revenue grows through the expansion of the web site operations.

The Company will focus on the core business over the first three years to establish a significant market share in multiple industry segments. Other products and services may be implemented after proper feasibility, cost analysis and in-depth market and customer research.

Marketing

Marketing Strategy

The marketing strategy is simple and direct.

•Consumers will be marketed through the internet, magazines, and other electronic and print media.

•Targeted groups will be marketed by the branding of our name and logo through specific media channels focused on direct marketing campaigns, electronic media, trade shows, industry publications, newspapers, and other industry specific events, as well as traditional distribution channels.

Web Site and Internet Presence

The Company’s Web Sites https://tvchannelsnetwork.com/ will function as a main marketing tool (beyond its obvious function of conducting the business for products and services). These sites will act as a hub for the business and are international in scope. The sites will offer customers ease of use, clear and simple navigation, security, and prompt response to transactions.

The websites will also feature sections for promotions and joint venture and cross-branding marketing campaigns with partners. The web sites will function 24/7 and be a customer service portal. Being that the web site is the business, and customer impression is made through its pages, strict attention to detail, communicative proposition, and graphic design are critical. Additionally, drawing attention to the green benefits of the product will stimulate environmentally concerned consumers.

Smart Phone, Tablet, and Mobile Applications

These applications are critical to the future of the Company. There will be a large user base that will use our services strictly through their mobile devices. These applications are significant in that they fit with the growing trend of mobile users who demand synchronization of services (with their account) with multiple digital devices. This is especially true with business users who no longer work from physical offices and are part of the new virtual business economy.

Even more significant is we will be able to develop users and customers who use multiple communications platforms and networks outside of our web based and internet services.

Social Media and Business Networks

The impact of social networks (Instagram, Facebook, Snapchat, and Google) and business networks (LinkedIn, Salesforce) in today’s communications is huge. The Company’s ability as a communication utility to these networks represents hundreds of millions of users globally. Through the development of applications specifically for these networks, the Company will be able to cross platform its services into consumer and business user awareness.

The marketing on these networks is just one avenue to acquire users, but by combining the Company’s network specific applications to the process, this creates a whole new user dynamic. When you include components of music, media, and video to the delivery options of these users (private, secure, and verified delivery) by a “trusted third party” only goes to strengthen our brand recognition.

Direct Sales

The Company will engage industry specific national sales and marketing groups to promote its products and services. Corporate discounts and promotions will be instituted to target business customers and consumers.

Media Exposure

The Company will also develop national and international marketing campaigns through trade magazines, trade shows, articles, press releases, contracted public relations, a concise advertising campaign to generate brand awareness and impressions, electronic and print vehicles, and other media venues and events.

Competition

Our major competitors include such diverse companies as Amazon Prime, Hulu, DIRECTV Now, Live Nation, Clear Channel, and Netflix, among others. Many of our competitors have much larger customer bases and financial resources than TV Channels Network Inc.

Employees

As of the date of this prospectus, the Company has two (2) full-time employees and no (0) part-time employees, and approximately twenty (20) professionals on a contract basis. In order to manage the Company’s treasury, the Company does intend to pay full salaries to its executives and management as funding of this offering comes in. (See “Executive Compensation”).

Legal Proceedings

The Company is not a party to any material legal proceedings and is not aware of any material threatened litigation.

Status of Publicly Announced New Products or Services

TV Channels Network, Inc. currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; TV Channels Network’s Position in the Industry

Our major competitors include such diverse companies as Amazon Prime, Hulu, DIRECTV Now, Live Nation, Clear Channel, and Netflix, among others. Many of our competitors have much larger customer bases and financial resources than TV Channels Network Inc.

Patents, Trademarks, Licenses, Agreements or Contracts

USA STREAMING RIGHTS LICENSED TO TV Channels Network Inc

1.The Legends of Classic Soul Concert Series, AS SEEN ON NATIONAL TV. The Legends of Classic Soul concert series features 20 soul groups on our own unique streaming video on demand pay per view platform. Featured artist includes The Four Tops, The Whispers, The Dells, Main Ingredient featuring Cuba Gooding Sr, Harold Melvin’s Blue Notes, Chi-lites, The Delfonics, Blue Magic, Ray, Goodman, & Brown, Enchantment, The Temptations Review featuring Dennis Edwards, The Dramatics, Confunkshun, Atlantic Starr, Slave, The Floaters, Coasters, and Melba Moore featuring Freddie Jackson.  On January 27, 2023, TV Channels Network obtained a six-year exclusive license from Darryl Payne Films, who is owned and controlled by our Chief Executive Officer, to all concerts in the Legends of Classic Soul series. The agreement is set forth as Exhibit 10.7 to the registration statement of which this prospectus is a part.

2.The PBS On Tour Concert Series. These iconic performances aired fifty-two one hour shows in 1997. The PBS TV Show featured each artist performing 3 songs. Sting, Meatloaf, Ozzy Osbourne, Lenny Kravitz, Busta Rhymes, Lou Reed, The Cure, Devo, Hot Tuna, Dennis Brown, Freda Payne, Joan Osbourne, Goo Goo Dolls, Bruce Hornsby, Indigo Girls, Smashing Pumpkins, A Tribe Called Quest, Tears for Fears, The Fugees and Cypress Hill are some of the many artists in this iconic series. On May 10, 2023, TV Channels Network purchased from John Diaz, Producer/Owner of the PBS On Tour concert series a perpetual license to broadcast the PBS On Tour concert series. The purchase price was $50,00, plus 25,000 common shares of TV Channels Network stock upon the commencement of trading by TV Channels Network. The agreement is set forth in Exhibit 10.9 to the registration statement of which this prospectus is a part.

3.On November 5, 2022, the Company entered into a Network Communications Dealer Agreement with NetCom.TV, whereby the Company has been granted a license whereby TV Channels Network will establish, own, manage and maintain services to enable their customers to receive programming and market, promote, advertise and solicit the sale of programming packages to its customers, who will be able to stream said packages under this agreement. The initial term of the agreement is five years, with successive renewal terms of five years.

All cleared content will be monetized on the Company’s HD Streaming platform which is already completed. Some of the concerts recorded used as many as 22 cameras for each show. Several of these performances were recorded in 3D. Many titles will be offered to worldwide fans.

Fifty-Two On Tour Shows can be made available for TV in their original show configuration. The Company intends to offer all the artists revenue-sharing deals if they sign a new current contract with our company. The goal is to also release separate full-length concerts of each artist. The Company has talked to many of these artists with positive feedback. These concerts were never commercially available or seen as full length shows from each separate artist.”

3.Wrestling. We are a financial partner in World Class Pro Wrestling and Lone Star Wrestling WAW. World Class Pro Wrestling and Lone Star Wrestling WAW have scheduled various live events this year. All the wresting events will be available streaming on TV Channels Network Inc.’s streaming service.  On January 18, 2023, TV Channels Network entered into an agreement with Jerry Bostic, the producer of World Class Wrestling, whereby TV Channels Network has been granted the rights to Mr. Bostic’s library of live wrestling entertainment events.  Further, the Company will produce with Mr. Bostic all future World Class Wrestling events, with the first events to take place in 2026. Mr. Bostic shall receive 25,000 shares of common stock of TV Channels Network within seven (7) days of the Company commencing trading on Nasdaq. The agreement is set forth at Exhibit 10.6 to the registration statement of which this prospectus is a part.

4.26 Episodes of CBS TV The Judy Garland Show. This historic collection of 26 one-hour-long episodes includes an unprecedented list of guests -- including Barbra Streisand, Mickey Rooney, Count Basie, Lena Horne, Tony Bennett, Ethel Merman, Bob Newhart, Donald O’Connor, Peggy Lee, Steve Allen, Jane Powell, Peter Lawford, Vic Damone, Jack Jones, and Garland’s daughter Liza Minnelli, among others. Judy Garland also performed solo concert performances as part of this amazing, wonderful TV show.

In 1962, the CBS Network won the right to broadcast Judy Garland’s musical variety show in an unheard-of pact worth $24 million. From June 1963 through March 1964, the one-hour episodes were videotaped at CBS’ Television City in Hollywood, California. There are once-in-a-lifetime musical pairings and duets between Garland and her guests. This collection is the only remaining audio/video in existence of the legendary diva at her physical and vocal peak. Music Producer Mogul Darryl Payne had entered a deal to buy the USA rights to the Judy Garland Show for $900,000 in 1998 from Michael Sid Luft. On January 13, 2023, TV Channels Network obtained a six-year exclusive license from Darryl Payne, our Chief Executive Officer, to all 26 episodes of The Judy Garland Show. The agreement is set forth at Exhibit 10.8 to the registration statement of which this prospectus is a part.

The Company has rights to anywhere from 50 to 100 Radio Shows that were produced in conjunction with the PBS On Tour concert series, which we own the rights to. All the video concerts and radio shows will be made available for license to third-party companies.

1.10,000 Audio Songs of Various Artists. Including Pop, Dance, Jazz, Blues, Country, R & B, Classic Soul, and Rock & Roll. Many popular names complete this listing. These songs comprise music produced by our CEO, Darryl Payne, who intends to license the rights thereto on terms to be agreed upon at the completion of this offering.

2.TV Channels Network Inc. has approximately 20 acquisition deals to close, upon the full completion of funding.

In addition, the Company intends to acquire additional rights to video and audio performances. The Company shall seek third party license deals whereas the Company will receive advance payments upfront upon signing a deal.

We are in an age where technology and entertainment merge to deliver the thrill of the front row seat to the hand-held device, or to the ultra-high-definition experience delivered from today’s television screen. Creation and distribution models struggle to adapt to the challenging global environment, and the complex interplay social media now has on the consuming public.

The Company intends to build upon its Officer’s direct relationships with legendary performers and event production partners, and through the bridge of technology, intends to deliver cross-platform interaction to expand reach while improving the creator and consumer value model.

Through a vision that respects the artist creation process and sees the growth of an engaged social audience, the Company intends to introduce new operations that build upon niche opportunities. Artistic relationships and media distribution acquisitions can broaden the company’s operations.

The Company recently completed its Streaming Media Pay Per View Platform. Through this platform, all the Company’s video content will be available for consumers to stream.

Governmental Controls, Approval and Licensing Requirements

None

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

There is one employee for the Company, responsible for the accounting and general administrative matters. In addition, the Company outsources its financial and management matters to various management consultants during the year.

Place of Operation

Our executive and operating office is located at 7582 Las Vegas Blvd. South, Las Vegas, Nevada 89123. Our management team is located at this office.

Item 1A. Risk Factors.

An investment in these securities involves a high degree of risk and is speculative in nature. In addition to the other information regarding the Company contained in this Prospectus, you should consider many important factors in determining whether to purchase Shares. Following are what we believe are material risks related to the Company and an investment in the Company. Investors are urged to perform their own due diligence, with the help of their investment, accounting, legal and/or other professionals and to make an independent decision regarding an investment in the Shares.

We Have a Limited Operating History

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company is subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets such as the Internet. The likelihood of the Company’s success must be considered, in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for the Company include, but are not limited to, dependence on the success and acceptance of the Company’s services, the ability to attract and retain a suitable client base, and the management of growth. To address these risks in view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We have limited revenue-producing operations and may need additional capital

The Company has limited revenue-producing operations and will require the proceeds from this offering to execute its full business plan. The Company believes the proceeds from this offering will be sufficient to develop its initial plans. However, the Company can give no assurance that all, or even a significant portion of these shares will be sold or that the money raised will be sufficient to execute the entire business plan of the Company. Further, no assurance can be given if additional capital is needed as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company, or that such financing would not result in a substantial dilution of shareholder’s interest.

Competition

The internet-based entertainment business is highly competitive, and the Company competes with many different types of companies that offer some form of streaming entertainment content. Certain of these competitors may have greater industry experience or financial and other resources than the Company.

Growth Strategy Implementation: Ability to Manage Growth

The Company anticipates that significant expansion will be required to address potential growth in its customer base and market opportunities. The Company’s expansion is expected to place a significant strain on the Company’s management, operational and financial resources. To manage any material growth of its operations and personnel, the Company may be required to improve existing operational and financial systems, procedures, and controls and to expand, train and manage its employee base. There can be no assurance that the Company’s planned personnel, systems, procedures, and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate, and manage required personnel or that the Company’s management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition, and results of operations may be materially adversely affected.

Dependence upon Management and Key Personnel

The Company is and will be heavily dependent on the skill, acumen, and services of the management of the Company. The loss of the services of these key individuals, and certain others, for any substantial length of time, would materially and adversely affect the Company’s results of operation and financial position. (See “Management”).

Possible Inability to Find Suitable Employees

The Company’s success depends significantly on its ability to attract and retain highly qualified personnel, including retaining the services of full-time employees, part-time employees, and managers to assist the Company in the conduct and management of the Company’s business. Competition for such personnel is intense. There can be no assurance that the Company will be able to find these suitable employees or personnel, or if found, that these employees or personnel can be hired on terms favorable to the Company.

Other Nonpublic Sales of Securities Likely

As part of the Company’s plan to raise additional capital and because of the capital-intensive nature to establish a brand name on the Internet, the Company will likely make offers and sales of its common stock to qualified investors in transactions which are exempt from registration under the 1933 Act, as amended, in the future. Other offers and sales of common stock may be at prices per share that are higher or lower than the price per share in this offering or higher or lower than the conversion rate of the share of this offering. The Company reserves the right to set prices at its discretion, which prices need not relate to any ascertainable criterion of value. There can be no assurance the Company will not make other offers at lower prices per share, when, at the Company’s discretion, such price is deemed by the Company to be reasonable under the circumstances.

We may experience significant losses from operations

Even if we do generate operating income in one or more quarters in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable in the long- term, or even for any.

There has been no public market for our common stock, and an active market in which investors can resell their shares of our common stock may not develop

There has been no public market for our common stock. We have applied to list of our common stock on Nasdaq under the symbol “TVCN.” The closing of this offering is contingent upon the successful listing of our common stock on the Nasdaq Capital Market. There is no guarantee that Nasdaq, or any other exchange or quotation system, will permit our common stock to be listed and traded. If we fail to obtain a listing on Nasdaq, the underwritten offering of our shares will not be completed.

Even if our common stock is approved for listing on Nasdaq, a liquid public market for our common stock may not develop. The initial public offering price for our common stock has been determined by negotiation between us and the underwriters based upon several factors, including prevailing market conditions, our historical performance, estimates of our business potential and earnings prospects, and the market valuations of similar companies. The price at which the common stock is traded after this offering may decline below the initial public offering price, meaning that you may experience a decrease in the value of your common stock regardless of our operating performance or prospects.

We may not be able to satisfy listing requirements of Nasdaq or obtain or maintain a listing of our common stock on Nasdaq

If our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Listing our common stock on a securities exchange will likely increase our regulatory burden

We have applied for the listing of our common stock under the symbol “TVCN” on the Nasdaq Capital Market. Our application has not yet been approved by Nasdaq, and there is no guarantee that our application will be approved in connection with this offering. Although to date we have not been subject to the continuous and timely disclosure requirements of exchange rules, regulations and policies of Nasdaq, we are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a public company listed on Nasdaq. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure holders of our shares that these and other measures that we might take will be sufficient to allow us to satisfy our obligations as a public company listed on Nasdaq on a timely basis and that we will be able to achieve and maintain compliance with applicable listing requirements. In addition, compliance with reporting and other requirements applicable to public companies listed on Nasdaq will create additional costs for us and will require the time and attention of management. We cannot predict the amount of the additional costs that we might incur, the timing of such costs or the effects that management’s attention to these matters will have on our business.

The market price of our common stock may fluctuate, and you could lose all or part of your investment

After this offering, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

•actual or anticipated variations in our periodic operating results;

•increases in market interest rates that lead investors of our common stock to demand a higher investment return;

•changes in earnings estimates;

•changes in market valuations of similar companies;

•actions or announcements by our competitors;

•adverse market reaction to any increased indebtedness we may incur in the future;

•additions or departures of key personnel;

•actions by shareholders;

•speculation in the media, online forums, or investment community; and

•our intentions and ability to list our common stock on Nasdaq and our subsequent ability to maintain such listing.

The public offering price of our common stock has been determined by negotiations between us and the underwriters based upon many factors and may not be indicative of prices that will prevail following the closing of this offering. Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the initial public offering price. As a result, you may suffer a loss on your investment.

We do not anticipate paying cash dividends in the foreseeable future

To date, the Company has not declared or paid any cash dividends on its stock and does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends, if any, in the future will be at the sole discretion of the Board of Directors.

We are a “controlled company” within the meaning of the listing rules of Nasdaq and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies

Because Darryl Payne owns a majority of our common stock, we are a “controlled company” as defined under the listing rules of Nasdaq. Under Nasdaq listing rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. For as long as we remain a controlled company, we are permitted to elect to rely on certain exemptions from Nasdaq’s corporate governance rules, including the following:

•an exemption from the rule that a majority of our board of directors must be independent directors;

•an exemption from the rule that our compensation committee be composed entirely of independent directors;

•an exemption from the rule that our director nominees must be selected or recommended solely by independent directors or a nominating committee composed solely of independent directors;

Although we do not intend to rely on the “controlled company” exemptions to Nasdaq’s corporate governance rules, we could elect to rely on these exemptions in the future. If we elected to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors, our nominating and corporate governance and compensation committees might not consist entirely of independent directors upon closing of the offering, and you would not have the same protection afforded to shareholders of companies that are subject to Nasdaq’s corporate governance rules.

The Company is Entirely Dependent on its Internet Content for Digital Broadcast for use by Televisions, Computers and Mobile Devices, and the Company’s Future Revenue Depends on Its Commercial Success

The Company’s future development and growth depends on the commercial success of the Company’s Internet Broadcast content delivery service. The Company’s streaming service, or other services under development, may not achieve widespread market acceptance. The Company has recently begun to commercially introduce its service for the delivery of digital video (with audio), and the Company’s future growth will depend, in part, on customer acceptance of this service. Failure of the Company’s current and planned services to operate as expected could delay or prevent their adoption. If the Company’s targeted customers do not purchase and successfully deploy the Company’s planned services, the Company’s revenue will not grow significantly the Company’s business, results of operations and financial condition will be seriously harmed. In addition, to the extent that the Company promotes any portion of its streaming technology as an industry standard by making it readily available to users for little or no charge, the Company may not receive revenue that might otherwise have been received by the Company.

The Internet Content Delivery Market for Television, Computer and Mobile Devices is Relatively New, and the Company’s Business will Suffer if it Does Not Continue to Develop as the Company Expects

The market for Internet content delivery services to televisions, computers and mobile devices is relatively new. The Company cannot be certain that a viable market for the Company’s Broadcast technology service will emerge or be sustainable. If this market does not develop or develops more slowly than the Company expects, the Company’s business, results of operations and financial condition will be seriously harmed.

Any Failure of the Company’s Internet Broadcast Network Infrastructure Could Lead to Significant Costs and Disruptions which could Reduce the Company’s Revenue and Harm the Company’s Business, Financial Results, and Reputation

The Company’s business is dependent on providing its customers with fast, efficient and reliable Internet Broadcasted content. To meet these customer requirements, the Company must protect its network infrastructure against damage from:

•Human Error;

•Physical and Electronic Security Breaches;

•Fire, Earthquake, Flood, and other Natural Disasters;

•Power Loss;

•Sabotage and Vandalism; and

•Similar Events.

Any Failure of the Company’s Telecommunications Providers to Provide Required Transmission Capacity to the Company Could Result in Interruptions in the Company’s Service

The Company’s operations are dependent upon transmission capacity provided by third-party telecommunications providers. Any failure of such telecommunications providers to provide the capacity that the Company requires may result in a reduction in, or termination of, service to the Company’s customers. This failure may be a result of the telecommunications providers or Internet service providers choosing services that are competitive with the Company’s service, failing to comply with or terminating their agreements with the Company, or otherwise not entering relationships with the Company at all, or on terms commercially acceptable to the Company. If the Company does not have access to third-party transmission capacity, the Company could lose customers or fees charged to such customers, and the Company’s business and financial results could suffer.

The Markets in Which the Company Operates are Highly Competitive and the Company may be unable to Compete Successfully against New Entrants and Established Companies with Greater Resources.

The Company competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. Many of the Company’s current competitors, as well as a few of the Company’s potential competitors, have longer operating histories, greater name recognition, and substantially greater financial, technical and marketing resources than the Company does. Some of the Company’s current or potential competitors have the financial resources to withstand substantial price competition. Moreover, many of the Company’s competitors have more extensive customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations, including relationships with many of the Company’s potential customers. The Company’s competitors may be able to respond more quickly than the Company can to new or emerging technologies and changes in customer requirements.

As competition in the Internet content delivery market continues to intensify, new solutions will come to market. The Company is aware that other companies will in the future focus significant resources on developing and marketing digital broadcast products and services that will compete with the Company’s products and services.

Increased competition could result in:

•Price and Revenue Reductions and Lower Profit Margins;

•Increased Cost of Service from Telecommunications Providers;

•Loss of Customers; and

•Loss of Market Share

Anyone of these could materially and adversely affect the Company’s business, financial condition, and results of operations.

The Company’s Business will suffer if the Business is Not Able to Scale Its Network as Demand Increases

The Company has had only limited deployment of its Internet Broadcast content delivery service to date, and the Company cannot be certain that its network can connect and manage a substantially larger number of customers at high transmission speeds. The Company’s network may not be scalable to expected customer levels while maintaining superior performance. In addition, as customers’ usage of bandwidth increases, the Company will need to make additional investments in its infrastructure to maintain adequate downstream data transmission speeds. The Company cannot assure you that it will be able to make these investments successfully or at an acceptable cost. Upgrading the Company’s infrastructure may cause delays or failures in the Company’s network. As a result, in the future, the Company’s network may be unable to achieve or maintain a sufficiently high transmission capacity. The Company’s failure to achieve or maintain high-capacity data transmission could significantly reduce demand for the Company’s service, reducing the Company’s revenue and causing the Company’s business and financial results to suffer.

The Company’s Business may suffer if the Company Does Not Respond to Technological Changes

The market for Internet content delivery services is likely to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. The Company may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than that of the Company, or that gain greater market acceptance, or if new industry standards emerge, our Internet-based broadcast technology may become obsolete, which would materially and adversely affect the Company’s business, results of operations and financial condition.

In developing the Company’s Internet-based broadcast service, the Company has made and will continue to make assumptions about the standards that the Company’s customers and competitors may adopt. If the standards adopted are different from those which the Company may now or in the future promote or support, market acceptance of the Company’s service may be significantly reduced or delayed, and the Company’s business will be seriously harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render the Company’s existing services obsolete.

If the Company Fails to Promote and Maintain Its Brand in the Market, the Company’s Business, Operating Results, Financial Condition, and Its Ability to Attract Customers will be Materially Adversely Affected

The Company’s success depends on the Company’s ability to create and maintain brand awareness for its Internet Broadcasting Products and Services. This may require a significant amount of capital to allow the Company to market the Company’s Internet Broadcasting products and services and to establish brand recognition and customer loyalty. Many of the Company’s competitors in this market are larger than the Company and have substantially greater financial resources than those of the Company. Additionally, many of the companies offering similar products have already established their brand identity within the marketplace. The Company can offer no assurances that it will be successful in establishing awareness of the Company’s brand, allowing the Company to compete in this market. The importance of brand recognition will continue to increase because of low barriers of entry to the industries in which the Company operates and may result in an increased number of direct competitors. To promote the Company’s brands, the Company may be required to continue to increase its financial commitment to creating and maintaining brand awareness. The Company may not generate a corresponding increase in revenue to justify these costs.

If Studios, Content Providers or Other Rights Holders Refuse to License Streaming Content or Other Rights Upon Terms Acceptable to the Company, the Company’s Business Could be Adversely Affected

The Company’s ability to provide its members with content they can watch and/or listen to instantly depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content that the Company distributes. The license periods and the terms and conditions of such licenses vary. If the studios, content providers and other rights holders are not, or are no longer willing, or are unable to license to the Company upon terms that are acceptable to the Company, the Company’s ability to stream content to the Company’s Members will be adversely affected and/or the Company’s costs could increase. Many of the licenses for content provide for the studios or other content providers to withdraw content from the Company’s service relatively quickly. Because of these provisions, as well as other actions the Company may take, content available through the Company’s streaming service can be withdrawn on short notice. As competition increases, the Company may see the cost of programming increase. As the Company seeks to differentiate its service, the Company is increasingly focused on securing certain exclusive rights when obtaining content, including original content. The Company is also focused on programming an overall mix of content that delights the Company’s members in a cost-efficient manner. Within this context, the Company will be selective about the titles that it adds and renews to its service. If the Company does not maintain a compelling mix of content, the Company’s member acquisition and retention numbers may be adversely affected.

Music contained within content that it distributes may require the Company to obtain licenses for such distribution. In this regard, the Company will engage in negotiations with performing rights organizations and collection societies (“PROs”) that hold certain rights to music interests when “publicly performed” or “communicated to the public” in connection with streaming content into various territories. If the Company is unable to reach mutually acceptable terms with these organizations, the Company could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact the Company’s business. Additionally, pending and ongoing litigation, as well as negotiations between certain PROs and other third parties in various territories could adversely impact the Company’s negotiations with PROs or result in music publishers represented by certain PROs to unilaterally withdraw rights, and thereby adversely impact the Company’s ability to reach licensing agreements acceptable to the Company. Failure to reach such licensing agreements could expose the Company to potential liability for copyright infringement or otherwise increase the Company’s cost(s).

If our efforts to attract and retain members are not successful, our business will be adversely affected

Our ability to attract members will depend in part on our ability to consistently provide our members with valuable and quality experience for selecting and viewing audio and video content. Furthermore, the relative service levels, content offerings, pricing, and related features of competitors to our service may adversely impact our ability to attract and retain members. Competitors include multichannel video programming distributors providing free on-demand content through authenticated Internet applications, Internet-based movie, and TV content providers, including both those that provide legal and illegal (or pirated) entertainment video content, DVD rental outlets and kiosk services and entertainment video retail stores. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new members both to replace members who cancel and to grow our business beyond our current member base. If too many of our members cancel our service, or if we are unable to attract new members in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing members and attracting new members, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these members with new members.

If we are unable to compete effectively, our business will be adversely affected

The market for entertainment audio and video is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of entertainment videos continue to develop at a fast pace.

The growth of Internet-connected devices, including TVs, computers and mobile devices has increased the consumer acceptance of Internet delivery of entertainment video. Through these new and existing distribution channels, consumers are afforded various means for consuming entertainment audio and video. The various economic models underlying these different means of entertainment video delivery include subscription, transactional, ad-supported, and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment audio and video market. Several competitors have longer operating histories, large customer bases, strong brand recognition, and significant financial, marketing, and other resources. They may secure better terms from suppliers, adopt more aggressive pricing, and devote more resources to technology, fulfillment, and marketing. New entrants may enter the market with unique service offerings or approaches to providing entertainment videos, and other companies also may enter business combinations or alliances that strengthen their competitive positions. If we are unable to compete with current and new competitors, programs, and technologies successfully or profitably, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

The long-term and fixed cost nature of our content licenses may limit our operating flexibility and could adversely affect our liquidity and results of operation.

In connection with obtaining streaming content, we plan to enter into multi-year licenses with studios and other content providers, the payment terms of which are not tied to member usage or the size of our member base (“fixed cost”), but which may be tied to such factors as titles licensed and/or theatrical exhibition receipts. Given the multiple-year duration and largely fixed cost nature of content licenses, if member acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for streaming licenses, especially programming that is initially available in the applicable territory on our service (“original programming”), or that is considered output content, will typically require more up-front cash payments than other licensing agreements. To the extent member and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected because of content licensing commitments and accelerated payment requirements of certain licenses. In addition, the long-term and fixed cost nature of our content licenses may limit our flexibility in planning for or reacting to changes in our business and the market segments in which we operate. As we expand internationally, we must license content in advance of entering a new geographical market. If we license content that is not favorably received by consumers in the applicable territory, acquisition, and retention may be adversely impacted and given the long-term and fixed cost nature of our content licenses, we may not be able to adjust our content offering quickly, and our results of operation may be adversely impacted.

If our efforts to build a strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected

We must build and maintain a strong brand identity. We believe that strong brand identity will be important in attracting and retaining members who have a few choices from which to obtain entertainment video. To build a strong brand, we believe we must offer content and service features that our members value and enjoy. We also believe that these must be coupled with effective consumer communications, such as marketing, customer service and public relations. If our efforts to promote and maintain our brand are not successful, our ability to attract and retain members may be adversely affected. Such a result, coupled with the increasingly long-term and fixed cost nature of our content acquisition licenses, may adversely affect our operating results.

We face risks, such as unforeseen costs and potential liability in connection with content we produce, license and/or distribute through our service

As a distributor of content, we face potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials and features on our website. As we expand our original programming, we will become responsible for production costs and other expenses, such as ongoing guild payments. We will also take on risks associated with the production, such as completion and key talent risk. To the extent we do not accurately anticipate costs or mitigate risks, or if we become liable for the content we produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm the results of operations. We cannot assure that we are indemnified to cover claims or costs of these types and we may not have insurance coverage for these types of claims.

If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected

Our ability to provide our members with content they can watch or listen to instantly depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. If the studios, content providers and other rights holders are not or are no longer willing or able to license our content upon terms acceptable to us, our ability to stream content to our members will be adversely affected and/, or our costs could increase. Many of the licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost-efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our member acquisition and retention may be adversely affected.

Music contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we will engage in negotiations with performing rights organizations and collection societies (“PROs”) that hold certain rights to music interests when “publicly performed” or “communicated to the public” in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be prevented from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain PROs and other third parties in various territories could adversely impact our negotiations with PROs or result in music publishers represented by certain PROs to unilaterally withdraw rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the way we conduct our business or incur greater operating expenses

The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the way we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

The adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our service and increase our cost of doing business. For example, in late 2010, the Federal Communications Commission (FCC) adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. Recently, the U.S. Court of Appeals for the District of Columbia struck down the FCC’s net neutrality rules, and it is currently uncertain how the FCC will respond to this decision. To the extent network operators attempt to use this ruling to extract fees from us to deliver our traffic or otherwise engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with the potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact on our business

We rely upon the ability of consumers to access our service through the Internet. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our member acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, Comcast exempted certain of its own Internet video traffic (e.g., Streampix videos to the Xbox 360) from a bandwidth cap that applies to all unaffiliated Internet video traffic (e.g., Netflix videos to the Xbox 360). While we believe that consumer demand, regulatory oversight, and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted.

Increases in payment processing fees, changes to operating rules, the acceptance of new types of payment methods or payment fraud could increase our operating expenses and adversely affect our business and results of operations

Our customers may pay for our membership services predominantly using credit and debit cards (together, “payment cards”). Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either because of rate changes by the payment processing companies or as a result of a change in our business practices which increase the fees on a cost-per-transaction basis. Such increases may adversely affect the results of operations.

We are subject to rules, regulations, and practices governing our accepted payment methods. These rules, regulations, and practices could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept these payment methods, and our business and results of operations would be adversely affected.

We accept payment methods other than payment cards. As our service continues to evolve and expand internationally, we will likely continue to explore accepting various forms of payment, which may have higher fees and costs than our currently accepted payment methods. If more consumers utilize higher cost payment methods, our payment costs could increase, and our results of operations could be adversely impacted.

In addition, we do not obtain signatures from customers in connection with their use of payment methods. To the extent we do not obtain customers’ signatures, we may be liable for fraudulent payment transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment methods are used to obtain service. While we do have certain safeguards in place, we nonetheless experience some fraudulent transactions. We do not currently carry insurance against the risk of fraudulent payment transactions. A failure to adequately control fraudulent payment transactions would harm our business and the results of operations.

If the market segment for online entertainment video saturates, our business will be adversely affected

The market segment for online entertainment video has grown significantly. Much of the increasing growth can be attributed to the ability of our customers to stream TV shows and movies on their TVs, computers, and mobile devices. As we face more competition in our market segment, our rate of growth relative to overall growth in the segment may decline. Further, a decline in our rate of growth could indicate that the market segment for online subscription-based entertainment video is beginning to saturate. While we believe that this segment will continue to grow in the foreseeable future, if this market segment were to saturate, our business would be adversely affected.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, streaming technology, our recommendation, and merchandising technology, title selection processes and marketing activities

Trademark, copyright, patent, and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our website. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not searched for patents related to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site, streaming technology, our recommendation and merchandising technology or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002

If we become a reporting company we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford to increase our staff or engage outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Item 1B. Unresolved Staff Comments.

As of December 31, 2025 there are no unresolved Staff Comments.

Item 1C. Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

•Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

•Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties.

The Company’s corporate address is 7582 Las Vegas Blvd. South, Las Vegas, Nevada 89123. Phone: (702) 721-9915 for administrative purposes. Our executive and operating office is located at 7582 Las Vegas Blvd. South, Las Vegas, Nevada 89123.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding, nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity

No public market currently exists for shares of our common stock. We are currently in the listing process with NASDAQ for quotation on the NASDAQ Capital Market.. Of the 42,581,650 shares of common stock outstanding as of December 31, 2025, 31,136,30 shares are restricted shares and may only be resold in compliance with Rule 144 of the Securities Act of 1933. We have no outstanding shares of common stock or any other securities to which we have granted registration rights.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Rule 144 Shares

All of the presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a six month holding period for such restricted securities may sell, within any three month period, provided the Company is current in its reporting obligations under the Exchange Act, and subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.

Rule 144 is not available for either a reporting or non-reporting shell company unless the company: (1) has ceased to be a shell company; (2) is subject to the Exchange Act reporting obligations; (3) has filed all required Exchange Act reports during the preceding twelve months; and (4) at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

As of the date of this report, 10,567,600 shares of our common stock are available for sale under Rule 144.

Reports

Following the effective date of the Registration Statement, we are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov. We do not expect to file a Form 8-A on a pre-effective basis. Because we will not be registered under the Exchange Act, our reporting requirements will be limited.

Under Section 15(d) of the Exchange Act, we are not required to file periodic reports if we have less than 300 holders of record for the fiscal year after the year this registration statement becomes effective. Additionally, we will not be subject to the Commission’s proxy, tender offer, and short swing insider trading rules for Section 12 registration and we may not have an ongoing periodic reporting obligation, depending on our number of shareholders.

Transfer Agent

Our Transfer Agent is:

Empire Stock Transfer

1859 Whitney Mesa Drive

Henderson, NV 89014

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This section of the Prospectus includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Ajia

Overview

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Comparison of the Years Ended December 31, 2025 and 2024

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2025 and 2024 were $131,954 and $138,812 respectively. Operating expenses in December 31, 2025 consisted of general and administrative expenses of $131,954. Operating expenses in December 31, 2024 consisted of general and administrative expense $138,812.

Net Loss

During the year ended December 31, 2025 and 2024 the Company recognized net losses of $131,954 and $138,812.

Liquidity and Capital Resources

At December 31, 2025 and 2024, we had current assets of $191 and $266 which consisting of cash and cash equivalents. At December 31, 2025 and 2024, our total current liabilities were $399,363 and $261,028 respectively consisting of accrued expenses and due to related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party. Net cash provided by financing activities for the year ended December 31, 2025 was $0. During the year ended December 31, 2024 net cash provided by financing activities was $0.

We have not yet generated net profits from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Cash Requirements

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated much revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

While an officer and director has generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between any officer and director, and Ajia. During the first year of operations, our officer and director will also provide his labor at no charge.

If we are unable to meet our needs for cash from either the money that we raise from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

TV Channels Network, Inc. .has never been in bankruptcy or receivership.

Office

The Company has an administrative office is located at 7582 Las Vegas Blvd. South, Las Vegas, Nevada 89123. The telephone number is: (702) 721-9915.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements

TV CHANNELS NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TV Channels Network Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TV Channels Network Inc. (the “Company”) as of December 31, 2025 and December 31, 2024, the related statements of operations and comprehensive loss, statements of stockholders’ equity (deficit) and statements of cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 respectively, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with Generally Accepted Accounting Principles of United States of America (“US GAAP”).

Matters related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, if the Company is unable to raise funds to alleviate liquidity needs, it may be required to reduce the scope of its planned development. The Company has a limited operating history, and its continued growth is dependent upon the start of selling its services; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have nor we have engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Suri & Co., Chartered Accountants

Suri & Co., Chartered Accountants

We have served as the Company’s auditors since 2024.

Place: Mumbai, India

Date: April 8, 2026

PCAOB ID 6727

TV CHANNELS NETWORK, INC.

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$191	$266
Total current assets	191	266

Operating lease, right of use asset	137,866	194,567
Deposits	5,550	5,550
Total assets	$143,607	$200,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Account Payable	$336,207	$204,582
Operating lease liability - current portion	63,156	56,446
Total current liabilities	399,363	261,028

Operating lease liability	89,089	152,246
Total liabilities	488,452	413,274

Commitments and contingencies (Note 6)	-	-

Stockholders’ Deficit
Common stock - no par value, 800,000,000 shares authorized; 42,581,650 and 40,191,850 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Additional paid-in capital	1,100	1,100
Accumulated deficit	(345,945)	(213,991)
Total Stockholders’ deficit	(344,845)	(212,891)
Total Liabilities and Stockholders’ Equity	$143,607	$200,383

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2025	2024
Revenues	$-	$-

Operating expenses
General and administrative expenses	131,954	138,812
Total operating expenses	131,954	138,812

Operating loss	(131,954)	(138,812)

Other income (expense)
Impairment loss	-	-
Total other income (expense)	-	-

Net loss	$(131,954)	$(138,812)

Net loss per common share - basic and diluted	$(0.0031)	$(0.004)

Weighted average common shares outstanding - basic and diluted	41,880,150	39,363,538

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2025 and 2024

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	38,521,700	$-	$1,100	$(75,179)	$(74,079)
Shares issued during the year	1,670,150	-	-	-	-
Net loss for the year	-	-	-	(138,812)	(138,812)
Balance at December 31, 2024	40,191,850	$-	$1,100	$(213,991)	$(212,891)
Shares issued during the year	2,389,800	-	-	-	-
Net loss for the year	-	-	-	(131,954)	(131,954)
Balance at December 31, 2025	42,581,650	$-	$1,100	$(345,945)	$(344,845)

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss for the year	$(131,954)	$(138,812)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities	131,879	138,704
Net cash used in operating activities	(75)	(108)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(75)	(108)
Cash and cash equivalents at beginning of year	266	374
Cash and cash equivalents at end of year	$191	$266

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

1. Description of the Business

TV Channels Network Inc. (“the Company”/ “TVCN”) was established in August 2022 in Nevada.

The TV Channels Network basic service is FREE. Users can sign up now to watch various movies. Agreements are currently signed to offer subscribers 350 National Live TV Cable Channels and around 40,000 movie titles once funding is completed. Live TV Channels will be offered as an upsell to users. Top-tier films from major studios will be available on the platform once funding needs are met. Plus, TV Channels Network intends to become the first streaming service to offer subscribers 100 Video Music Concert Channels. The Video on Demand Pay Per View side of the streaming platform is already built out. The Legends of Classic Soul concerts will be available as pay-per-view events. The Legends of Classic Soul features concerts by The Four Tops, The Chi-Lites, The Dramatics, The Whispers, The Dells, The Manhattans, Harold Melvin’s Blue Notes, The Main Ingredient featuring Cuba Gooding, The Temptations Review featuring Dennis Edwards, and R&B groups.

TV Channels Network intends to feature many rock and rap legends from PBS On Tour Concert series. On Tour recorded an unprecedented historic 151 artists live in concert in 1997 on video. Full length concerts were recorded on Sting, Meatloaf, Ozzy Osbourne, Lenny Kravitz, Busta Rhymes, Lou Reed, The Cure, Devo, Hot Tuna, Dennis Brown, Bad Religion, Joan Osborne, Goo Goo Dolls, Bruce Hornsby, Indigo Girls, Smashing Pumpkins, No Doubt, Common Sense, Vic Chestnutt, White Zombie, Big Mountain, A Tribe Called Quest, Tears For Fears, The Fugees and Cypress Hill are some of the many artists in this legendary concert series. TV Channels Network’s goal is to enter new current revenue-sharing agreements with every artist in this series once funding is completed.

TV Channels Network helps fund and is a partner of World Class Pro Wrestling. World Class Pro Wrestling promotes live monthly events which sometimes feature various former and current WWE & AWE wrestlers. Subscribers have full access to watch all the exciting wrestling action right now on TV Channels Network - TV Channels Network.

TV Channels Network plans to compete with Amazon Prime Video, Apple’s Streaming Service, Disney+, HBO Max, Hulu, Peacock, Paramount+, Discovery, Netflix, YouTube, and others on the AVOD/TVOD (Streaming Video on Demand) market. In addition, the company intends to offer more affordable subscription prices. Access to Pay Per View Live Concert Events will be the first of its kind. TV Channels Network custom apps will be available on many devices.

TVCN service will include Dynamic Ad Insertion. This will allow our company to generate revenue by inserting ads into live linear programming and video on demand content. The plan is to gain viewers with various marketing and social media campaigns.

2. Summary of Significant Accounting Policies

2.1. Basis of Presentation

The Company’s fiscal year ends on December 31.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

2.2. Use of Estimates

The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to fair value of financial instruments and the lease term.

Management evaluates the estimates and assumptions based on historical experience and believes those estimates and assumptions are reasonable based on the information available to them.

2.3. Cash and cash equivalents

The Company considers all balances with banks, short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

2.4. Software

The Company is developing a website that manages the library of the movies and the customer subscriptions, any amount paid toward the development of the website is capitalized. During 2023, the software is tested for impairment and is carried at cost less impairment loss. The net carrying value of the software was $0 and there has been no change in the years ended December 31, 2025 and 2024.

2.5. Fair value of financial instruments

We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 input, which includes quoted prices in active markets for identical assets or liabilities.

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The carrying amounts of cash and accounts payable approximate their fair value because of the short-term nature of these instruments.

2.6. Income taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate to net income (loss) as follows:

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined that a full valuation allowance is required due to the cumulative losses through December 31, 2025 and 2024, and no history of generating taxable income; hence, deferred tax assets have not been recognized.

2.7. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard-setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

Recently Adopted Standards

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollar amounts and percentages, with specific categories and further disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pre-tax income (loss) by the applicable statutory rate. The ASU also requires disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s financial statements.

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as other segment items and a description of its composition. The ASU also requires entities with a single reportable segment to provide all disclosures required under the standard. The Company adopted ASU 2023-07 effective January 1, 2025. The adoption had a financial statement disclosure impact only and did not have a material impact on the Company’s financial statements.

Recently Issued Standards Not Yet Adopted

ASU 2023-08 - Accounting for and Disclosure of Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU requires entities to subsequently measure qualifying crypto assets at fair value, with changes in fair value recognized in net income each reporting period. The ASU also establishes specific disclosure requirements, including information about significant crypto asset holdings, contractual sale restrictions, and changes in such holdings. The guidance applies to crypto assets that meet all of the following criteria:

•Meet the definition of intangible assets as defined in the ASC Master Glossary;

•Do not provide enforceable rights to or claims on underlying goods, services, or other assets;

•Are created or reside on a distributed ledger based on blockchain or similar technology;

•Are secured through cryptography;

•Are fungible; and

•Are not created or issued by the reporting entity or its related parties.

ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company does not currently hold any crypto assets. Accordingly, the adoption of ASU 2023-08 is not expected to have a material impact on the Company’s financial statements.

ASU 2024-03 - Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

ASU 2025-05 - Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect ASU 2025-05 to have a material impact on its financial statements.

ASU 2025-06 - Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: The ASU requires entities to begin capitalizing software development costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function (the “probable-to-complete recognition threshold”). The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments using a prospective, modified retrospective, or retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 and will assess the impact upon adoption.

ASU 2025-11 - Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements: The ASU requires entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The amendments apply to all entities that present interim financial statements in accordance with GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company expects ASU 2025-11 to impact its disclosures only and does not expect it to affect its results of operations, financial condition or cash flows.

2.8. General and Administrative Expenses

General and administrative expenses consist of rent expense, legal and professional expenses, utilities expense, marketing expense, and other operating expenses for the years ended December 31, 2025, and 2024. The detailed breakup of the same is as follows:

	For the year ended December 31,
	2025	2024
General and Administrative Expenses
Rent Expenses	$66,854	$68,128
Utilities Expenses	6,302	3,514
Legal and Professional Expenses	48,080	55,300
Other Operating Expenses	10,718	11,870
Total Expenses	$131,954	$138,812

2.9. Lease

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected not to combine lease and non-lease components. The non-lease components are accounted for separately and recognized as expenses when incurred. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The operating lease cost (operating cash flows) for the operating leases of the company is $66,854 and $68,128 for the years ended December 31, 2025 and 2024 respectively, which are recognized in the General and Administrative Expenses.

Supplemental balance sheet information related to leases are as follows:

	For the year ended December 31,
	2025	2024
Operating Leases
Right-of-Use Assets	$137,866	$194,567

Short-term Lease Liabilities	63,156	56,446
Long-term Lease Liabilities	89,089	152,246
Total Lease Liabilities	$152,245	$208,692

Weighted Average Remaining Lease Term (in years)	2.25	3.25

Weighted Average Discount Rate	8.00%	8.00%

	As at December 31,
	2025	2024
Maturity Profile
2025	$-	$70,142
2026	72,246	72,246
2027	74,413	74,413
2028	18,740	18,740
Total Lease Payments	165,398	235,540
Less: Imputed interest	(13,153)	(26,848)
Total	$152,245	$208,692

2.10 Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the consolidated financial statements for the year ended December 31, 2025 and 2024.

2.11 Segment Reporting

In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The key measures of segment profit or loss reviewed by our CODM are operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Net revenue	$-	$-

Operating expenses:
General and administrative	131,954	138,812
Total operating expenses	131,954	138,812

Loss from operations	(131,954)	(138,812)

Other expenses
Impairment Loss	-	-
Total other expenses	-	-

Net loss	$(131,954)	$(138,812)

2.12 Net Loss per Share

Net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents both basic and diluted net loss per share. Diluted net loss per share reflects the actual weighted average number of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding.

Potentially dilutive securities are excluded from the calculation of diluted net loss per share if their inclusion would be anti-dilutive. As there are no potentially dilutive securities as of December 31, 2025 and 2024, the diluted net loss per share is the same as basic net loss per share for both periods.

3. Going Concern

The Company currently has limited operations. The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $345,945 as of December 31, 2025, and $213,991 as of December 31, 2024. The Company has a limited operating history, and its continued growth is dependent upon the start of selling its services; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate substantial revenues, maintain sufficient cash balance, report profitable operations, or continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

4. Related Party Transactions

Accounts Payables contain payables to related parties which is accumulated advances paid by the CEO for operating expenses of the company, which amount to $327,206 and $204,582 as of December 31, 2025, and December 31, 2024, respectively.

5. Common Stock

The Company is authorized to issue 800,000,000 of common shares with no par value, and any amount paid in excess of par value is considered as additional paid in capital.

As of December 31, 2025, the company had issued 42,581,650 shares with no par value and as of December 31, 2024, the company had issued 40,191,850 shares with no par value.

6. Commitments and Contingencies

No commitments and no contingent liabilities are outstanding as at December 31, 2025, and December 31, 2024.

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through April 9, 2026, which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2025, there have been no changes in or disagreements with our independent certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the accountants would have caused them to make reference thereto in their report on our financial statements.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Director and the Chief Executive Officer of the Company handles all aspects of the company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and the Director and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that: i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

The Company’s management, including the Director and the Chief Executive Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

Management of the Company, including the Director and Chief Executive Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Our officer is appointed by the board of directors (the “Board”) to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board has no nominating, audit or compensation committees.

Name	Age	Position
Darryl Payne	64	Chief Executive Officer, President, Treasurer, Secretary, and Chairman of the Board of Directors
Darryl Johnson	61	Director
Steven George	63	Director of Sales and Marketing and Director
Marshall Thompson	82	Independent Director
Okechukwa Ukah	32	Independent Director
Jorge Verar	62	Chief Financial Officer

Biography of The Board Members

Darryl Payne - CEO

Multiple Billboard Number 1 Music Producer Darryl Payne is the founder, Chief Executive Officer, and Director of TV Channels Network, Inc., and has served in that capacity since August of 2022.  Previously, Mr. Payne was the founder and Chief Executive Officer of Legends of Classic Soul and Darryl Payne Films from 2004 to August of 2022. Mr. Payne has produced over 4000 separate releases, throughout his 46-year career. Dance Music & R&B/Urban Music is his favorite music to produce. Darryl started in the music business when he was 16 years old in 1976.

Warner Brothers, EMI, Sony/BMG, Universal, and Virgin are some of the music labels to have released his music. He has been awarded various Gold Records and Billboard Number One Producer Awards.  Darryl Payne was also enshrined into The Legends Of Vinyl in 2019.

Darryl Payne has released over 500 albums on music labels he owns. He created and produced The Legends of Classic Soul features concerts by The Four Tops, The Chi-Lites, The Whispers, The Dells, The Dramatics, Harold Melvin’s Blue Notes, Temptations Review featuring Dennis Edwards, The Delfonics, and many more. Time Life sells the Legends of Soul on Home Video.

Darryl is pleased to have secured direct vending agreements with Disney, ABC, CBS/Viacom, E Entertainment, Fox, and others. TV Channels Network Inc, steaming service is his newest venture. Mr. Payne has accumulated an extensive library of more than 40,000 masters, live concerts, and television shows, featuring the world’s biggest entertainers. His catalogs are used by music companies and television networks that reach into millions of homes. Home - Darryl Payne Multiple Billboard number 1 Music Producer Awards DarrylPayneLegend.com

Steven George - Director of Sales and Marketing and Director

Steven H. George is a Director of TV Channels Network, Inc. Mr. George has over fifteen years experience in consultative sales and account management. He is skilled in overseeing artist and talent operations, strategic ad placements, and team planning. In addition to his duties as Director of the Company, which he has served since

August of 2022, he serves as the Director of Sales and Marketing for the Company. His responsibilities include leading strategic planning initiatives using forecasting and market analysis to drive growth, overseeing artist and talent management and promotional campaigns, and directing radio and talent management and promotional campaigns. Prior to joining TV Channels Network, Inc., Mr. George was an on-air personality with iHeartRadio from 2018 until August of 2022. During his time at iHeartRadio, Mr. George hosted live and recorded radio segments for local and national audiences via streaming platforms, organized and hosted live events and concerts to enhance station visibility, engaged with the community through events and entertainment projects to strengthen listener loyalty and brand presence, and collaborated with station management to develop content and secure sponsorships.  Mr. George is a graduate of Bernard M. Baruch College at CUNY.

Daryll Johnson – Director

Darryll Johnson has been a director of TV Channels Network, Inc. since August of 2022. In addition to his duties as a director, Mr. Johnson will assist the Company in the sales and marketing of TV Channels Network’s programming and streaming services to casinos, hotels, airports, and apartment complexes.  From June of 2017 to August of 2022, Mr. Johnson served as one of the main media buyers for Legends of Classic Soul, where he developed extensive contacts with respect to direct response TV advertising. During his time at Legends of Classic Soul, Mr. Johnson worked with many recording artists, including but not limited to The Four Tops, the Chi-Lites, and others.

Marshall Thompson – Director

Between 1969 and 1974, Marshall Thompson & The Chi-Lites scored eleven Top Ten singles on the Billboard R&B charts, with hits like “Have You Seen Her”, “Give It Away”, “(For God’s Sake) Give More Power To The People”, “Are You My Woman (Tell Me So)”, “A Letter To Myself”, “The Coldest Days of My Life”, “Stoned Out Of My Mind”, “Oh Girl” and thirty-seven other Billboard charted singles throughout their career.  During the 1970s The Chi-Lites were featured on television shows such as Soul Train, American Bandstand, The Midnight Special, Sammy and Company, the BBC’s Top of the Pops, and the very popular Flip Wilson Show, where they debuted their #1 pop smash “Oh Girl”.

BMI named “Oh Girl” by The Chi-Lites the 36th most popular song of the 20th century. That same year Marshall Thompson & Chi-Lites were inducted into the Rhythm & Blues Hall Of Fame followed by their induction into Vocal Groups Hall Of Fame in 2004. The Chi-Lites have also appeared on screen in the 1996 feature film “Original Gangsters” with Fred Williams, Jim Brown, Pam Grier, and Richard Roundtree, as well as the 2003 docu-movie “Only The Strong Survive” by Miramax Films.

In addition to being featured in many films, television shows, and commercials, the recordings of Marshall Thompson & The Chi-Lites have been sampled by artists such as Jay-Z, K. Michelle, American Idol winner Fantasia and Beyonce, who sampled The Chi-Lites to create the Grammy-winning smash “Crazy In Love”.  In 2021, Marshall Thomson received a star on the Hollywood Walk of Fame.

Okechukwa Ukah – Director

OK Ukah is a Brooklyn-based rapper, producer, and A&R known for blending raw storytelling with a classic, sample-heavy production. Since the early 2010s, they’ve been steadily building a reputation through underground beat tapes, ghost production, and a deep-rooted commitment to Black freedom and millennial narratives. Born Okechukwu Ukah Jr. in Pittsburgh, PA, and raised between Iowa City and Brooklyn, OK’s sound is a rich tapestry of influences-New York hip-hop, Black soul music, and the ancestral rhythms of their Nigerian and Caribbean heritage. The music leans heavily on MPC-driven sampling, analog synths, and found sounds like archival footage, voice notes, and nature recordings. OK’s 2020 self-released EP marked a shift toward more personal, autobiographical lyricism, a theme that continued with 2025’s Abolish Music. Drawing inspiration from family legacies in music-including doo-wop singer Raymond Payne (The Del Roys) and producer Darryl Payne-OK’s journey spans from a cappella groups and rap collectives in their college town to crafting songs, chants, and beats that resonate beyond the underground. With roots in both music and movement-building, OK’s career has evolved across beat tapes, independent releases, and artist political education. The Brooklynite’s 2025 rework of the 2020 EP, released as a demo, reflects a more renewed, focused vision. Currently, they serve as a director with TV Channels Network Inc., continuing to shape the future of music and media.

OK Ukah’s education is as follows: The University of Iowa, Iowa City, IA Graduated: May 2016; Degrees: BA, Political Science/BS, Sociology; Certificate, Fundraising, and Philanthropy &Leadership; Co-developer of the first African-American living-learning community at the University of Iowa.

Jorge Verar - Chief Financial Officer

Jorge Verar is an accomplished accounting professional with a depth of background in IT and a proven history of success enhancing corporate operations by aligning financial and accounting processes and controls with company goals. Advanced expertise in identifying weaknesses within internal controls, financial operations, and compliance protocols, and implementing process improvements that achieve measurable results. Advance knowledge in IT audit, control, and information security. Valued partner to executive-level leadership with demonstrated skill in conducting in-depth reporting, forecasting, and modeling to guide major business decisions. Knowledgeable forensic accountant with experience conducting investigations, identifying occurrences of fraud, and implementing strategies that strengthen corporate safeguards. Founder and Managing Partner of JV CPA INC, a registered CPA firm in Texas with an office in Houston, TX. He has wide experience both as an entrepreneur and a professional accountant. His past professional work experience includes serving as CFO of a small business and as an Audit Manager with CPA firms in the USA.

Mr. Verar’s education includes a master’s and bachelor’s degree in accounting and holds several certifications, including Certified Public Accountant (CPA), Certified Information System Auditor (CISA), and Certified Fraud Examiner (CFE).

Board of Directors

Our board of directors consists of five members, who serve one-year terms without any compensation.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange

Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

The Chairman of the Board of Directors is currently Darryl Payne, our Chief Executive Officer.  It is our intention to appoint a separate Chairman of the Board who is not our Chief Executive Officer following the completion of our initial public offering during our next year of operations. Our board of directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of five (5) directors, Mr. Payne, Mr. Johnson, Mr. George, Mr. Ukah, and Mr. Thompson, with Mr. George, Mr. Ukah, and Mr. Thompson considered independent within the meaning of Nasdaq’s rules. We have entered into independent director agreements with Mr. Ukah and Mr. Thompson, pursuant to which they have been appointed to serve as independent directors of the Company.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. The committee charters have been filed as exhibits to the registration statement of which this prospectus is a part. Upon completion of this offering, we intend to make each committee’s charter available on our website at https://hempaccoinc.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Mr. George, Mr. Thompson, and Mr. Ukah, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, will serve on our audit committee upon their appointment to the board, with Mr. George serving as the chairperson. Our board has determined that Mr. George qualifies as an

“audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Mr. George, Mr. Thompson, and Mr. Ukah, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, will serve on our compensation committee upon their appointment to the board, with Mr. George serving as the chairperson. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Mr. George, Mr. Thompson, and Mr. Ukah, each of whom satisfies the “independence” requirements of Nasdaq’s rules, will serve on our nominating and corporate governance committee upon their appointment to the board, with Mr. George serving as the chairperson. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee will be responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by shareholders and recommending to the board director nominees for each annual meeting of shareholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with the our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our shareholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A shareholder may nominate one or more persons for election as a director at an annual meeting of shareholders if the shareholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our Company not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one-hundred-twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made or as otherwise required by the Exchange Act. In addition, shareholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of shareholders entitled to vote at such meeting.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Darryl Payne Chief Executive Officer, President, Treasurer & Secretary	2024	-	-	-	-	-	-
	2025	-	-	-	-	-	-

Jorge Verar Chief Financial Officer	2024	-	-	-	-	-	-
	2025	-	-	-	-	-	-

Steven George Director of Sales and Marketing	2024	-	-	-	-	-	-
	2025	-	-	-	-	-	-

(1)The dollar value of salary (cash and non-cash) earned.

(2)The dollar value of bonus (cash and non-cash) earned.

(3)The value of the shares of common stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.

(4)The value of all stock options computed in accordance with ASC 718 on the date of grant.

(5)All other compensation received that could not be properly reported in any other column of the table.

(6)Mr. Payne has not received any salary, bonuses, or other compensation to date.

Currently, none of our officers and directors are being not compensated for their services during the development stage of our business operations, and they are not considered to be employees of the Company.

We have not paid any salaries in 2025 or 2024. We will not begin paying salaries until we have adequate funds to do so.

Any out-of-pocket expenses incurred by our officer and director shall accrue as a liability of the Company and shall be reimbursed when sufficient funds are available. In the future we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

Our directors have not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended December 31, 2025 and 2024, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this Prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Darryl Payne(1)	33,100,000(2)	80.0%(1)
Common Stock	Daryll Johnson(3)	858,000	2.1%
Common Stock	All Officers & Directors as a Group	33,958,000	82.1%

(1)CEO and Director of TV Channels Network Inc.

(2)Consists of 30,000,000 shares of common stock held directly in Mr. Payne’s name, 2,100,000 shares of common stock held in the name of Mr. Payne’s spouse, 500,000 shares of common stock held in the name of Mr. Payne’s child, Starsha Payne (who shares the same household with Mr. Payne), and 500,000 shares of common stock held in the name of Mr. Payne’s child, Jeanae Payne (who shares the same household with Mr. Payne).

(3)Director of TV Channels Network Inc.

Future sales by existing stockholders

A total of 33,958,000 shares of common stock were issued to our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. As we are a “shell company,” Rule 144 would not be available for the resale of restricted securities by our stockholders until we have complied with the requirements of Rule 144(i)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

A total of 33,958,000 shares of common stock were issued to our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

Director Independence

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of five (5) directors, Mr. Payne, Mr. Johnson, Mr. George, Mr. Ukah, and Mr. Thompson, with Mr. George, Mr. Ukah, and Mr. Thompson considered independent within the meaning of Nasdaq’s rules. We have entered into independent director agreements with Mr. Ukah and Mr. Thompson, pursuant to which they have been appointed to serve as independent directors of the Company.

Item 14. Principal Accountant Fees and Services.

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2025 and 2024 were as follows:

	December 31,
Services	2025	2024
Audit Fees and Audit Related Fees	$25,000	$57,080
Tax Fees	-	-
All Other Fees	-	-
Total fee	$25,000	$57,080

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description

31.1	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TV CHANNELS NETWORK INC.

Dated: April 9, 2026	By:	/s/ Darryl Payne
Darryl Payne
Chief Executive Officer, President and Director Principal Executive Officer

	By:	/s/ Jorge Verar
Jorge Verar
Chief Financial Officer Principal Financial and Accounting Office

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darryl Payne	Chief Executive Officer and Director	April 9, 2026
Darryl Payne

/s/ Jorge Verar	Chief Financial Officer	April 9, 2026
Jorge Verar

/s/ Darryl Johnson	Director	April 9, 2026
Darryl Johnson

/s/ Steven George	Director	April 9, 2026
Steven George

/s/ Marshall Thompson	Director	April 9, 2026
Marshall Thompson

/s/ Okechukwa Ukah	Director	April 9, 2026
Okechukwa Ukah