Form 10-Q
period 2026-03-31
TV Channels Network Inc.
filed 2026-05-14
CIK 1952670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

i

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of May 13, 2026, the Company had 43,516,800 outstanding shares of common stock.

TV CHANNELS NETWORK, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements. We have based these forward- looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

Factors that might cause these differences include the following:

•the integration of multiple technologies and programs;

•the ability to successfully complete development and commercialization of sites and our company’s expectations regarding market growth;

•changes in existing and potential relationships with collaborative partners;

•the ability to retain certain members of management;

•our expectations regarding general and administrative expenses;

•our expectations regarding cash balances, capital requirements, anticipated revenue and expenses, including infrastructure expenses;

•other factors detailed from time to time in filings with the SEC.

In addition, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward -looking statements, whether as a result of new information, or future events. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

TV CHANNELS NETWORK, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TV CHANNELS NETWORK, INC.

v

TV CHANNELS NETWORK, INC.

BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

	Notes	March 31, 2026	December 31, 2025
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2.3	$69,701	$191
Total current assets		69,701	191

Operating lease, right of use asset		123,778	137,866
Deposits	2.5	5,550	5,550
Total assets		$199,029	$143,607

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Account Payable	4	$369,281	$336,207
Advances to shareholders		70,000	-
Operating lease liability - current portion		64,903	63,156
Total current liabilities		504,184	399,363

Operating lease liability		72,370	89,089
Total liabilities		576,554	488,452

Stockholders’ Equity (Deficit)
Common stock - no par value, 800,000,000 shares authorized; 43,212,600 and 42,581,650 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	-	-
Additional paid-in capital		1,100	1,100
Accumulated surplus (deficit)		(378,625)	(345,945)
Total Stockholders’ deficit		(377,525)	(344,845)
Total Liabilities and Stockholders’ Equity		$199,029	$143,607

The accompanying notes are an integral part of these financial statements.

TV CHANNELS NETWORK, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues	$-	$-

Operating expenses
General and administrative expenses (Note 2.8)	32,680	25,581
Total operating expenses	32,680	25,581

Operating loss	(32,680)	(25,581)

Other income (expense)
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$(32,680)	$(25,581)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	42,315,754	41,419,500

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

STATEMENT OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Equity Balance
Balance at December 31, 2025	42,581,650	$-	$1,100	$(345,945)	$(344,845)
Shares issued during the period	630,950	-	-	-	-
Net loss for the period	-	-	-	(32,680)	(32,680)
Balance at March 31, 2026	43,212,600	$-	$1,100	$(378,625)	$(377,525)

Balance at December 31, 2024	40,191,850	$-	$1,100	$(213,991)	$(212,891)
Shares issued during the period	1,178,075	-	-	-	-
Net loss for the period	-	-	-	(25,581)	(25,581)
Balance at March 31, 2025	41,369,925	$-	$1,100	$(239,572)	$(238,472)

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss for the period	$(32,680)	$(25,581)
Non-cash transactions
Changes in operating assets	14,088	-
Changes in operating liabilities	104,821	25,512
Net cash provided by (used in) operating activities	86,229	(69)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments to related party	(16,719)	-
Net cash provided by financing activities	(16,719)	-

Net change in cash and cash equivalents	69,510	(69)
Cash and cash equivalents at beginning of period	191	266
Cash and cash equivalents at end of period	$69,701	$197

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2026

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

2.4. Software

The Company is developing a website that manages the library of the movies and the customer subscriptions, any amount paid toward the development of the website is capitalized. During 2023, the software is tested for impairment and is carried at cost less impairment loss. The net carrying value of the software was $0 and there has been no change as of March 31, 2026. Further, there has not been any expenditure incurred as of March 31, 2026.

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

2.6. Income taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate to net income (loss) as follows:

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined that a full valuation allowance is required due to the cumulative losses through March 31, 2026 and December 31, 2025, and no history of generating taxable income; hence, deferred tax assets have not been recognized.

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

ASU 2024-03 - Disaggregation of Income Statement Expenses

In November 2025, the FASB issued ASU 2025-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-03 on its consolidated financial statements and related disclosures.

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

2.8. General and Administrative Expenses

General and administrative expenses consist of rent expense, legal and professional expenses, utilities expense, marketing expense, and other operating expenses for the three months ended March 31, 2026, and March 31, 2025. The detailed breakup of the same is as follows:

	For the Three Months Ended March31,
	2026	2025
General and Administrative Expenses
Rent Expense	$16,780	$16,500
Accounting Fees	2,600	1,500
Legal Fees	9,050	4,100
Insurance Expense	856	434
Marketing Expense	1,647	1,647
Utilities Expense	1,732	1,160
Office Expenses	-	240
Administrative Fees	15	-
Total General and Administrative Expenses	$32,680	$25,581

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

The operating lease cost (operating cash flows) for the operating leases of the company is $16,571 and $16,500 for the Three months ended March 31, 2026 and 2025 respectively, which are recognized in the General and Administrative Expenses.

Supplemental balance sheet information related to leases are as follows:

	For the Three Months Ended March31,
	2026	2025
Operating Leases
Right-of-Use Assets	$123,778	$137,866

Short-term Lease Liabilities	64,903	63,156
Long-term Lease Liabilities	72,370	89,089
Total Lease Liabilities	$137,273	$152,245

Weighted Average Remaining Lease Term (in years)	2.08	3.25

Weighted Average Discount Rate	8.00%	8.00%

2.10 Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the consolidated financial statements for the three months ended March 31, 2026 and 2025.

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

The key measures of segment profit or loss reviewed by our CODM are operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The following table presents selected financial information with respect to the Company’s single operating segment for the Three months ended March 31, 2026 and 2025:

	Three Months Ended March31,
	2026	2025
Net revenue	$-	$-

Operating expenses:
General and administrative	32,680	25,581
Total operating expenses	32,680	25,581

Loss from operations	(32,680)	(25,581)

Other expenses
Impairment Loss	-	-
Total other expenses	-	-

Net loss	$(32,680)	$(25,581)

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

Potentially dilutive securities are excluded from the calculation of diluted net loss per share if their inclusion would be anti-dilutive. As there are no potentially dilutive securities as of March 31, 2026 and 2025, the diluted net loss per share is the same as basic net loss per share for both periods.

3. Going Concern

The Company currently has limited operations. The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $378,625 as of March 31, 2026, and $345,945 as of December 31, 2025. The Company has a limited operating history, and its continued growth is dependent upon the start of selling its services; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Related Party Transactions

Accounts Payables contain payables to related parties which is accumulated advances paid by the CEO for operating expenses of the company, which amount to $369,281 and $336,207 as of March 31, 2026, and December 31, 2025, respectively.

On January 15, 2026, the Company entered into a non-interest-bearing promissory note with its CEO, Darryl Payne, in the principal amount of $70,000 to fund NASDAQ listing and application fees. The loan is unsecured and does not have a fixed maturity date; instead, repayment is contingent upon the Company generating sufficient net revenue to satisfy the debt, as determined in good faith by the Board of Directors. In the event of corporate dissolution or bankruptcy, the note becomes immediately due and payable from remaining corporate assets, subject to the priority of senior secured creditors.

5. Common Stock

The Company is authorized to issue 800,000,000 of common shares with no par value, and any amount paid in excess of par value is considered as additional paid in capital.

As of March 31, 2026, the company had issued 43,212,600 shares with no par value and as of December 31, 2025, the company had issued 42,581,650 shares with no par value.

6. Commitments and Contingencies

No commitments and no contingent liabilities are outstanding as at March 31, 2026, and December 31, 2025.

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through May 14, 2026, which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this prospectus. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this prospectus. Please see the notes to our Financial Statements for information about our Critical Accounting Policies and Recently Issued Accounting Pronouncements.

Our discussion within MD&A is organized as follows:

Overview. This section contains background information on TV Channels Network Inc., summary of its business, objectives and initiatives, in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

Results of operations. This section contains an analysis of our results of operations presented in the accompanying audited Statements of Operations for the fiscal year ended December 31, 2025. Additionally, this section also contains an analysis of the unaudited Statements of Operations for the six months ended March 31, 2026.

Liquidity and capital resources. This section provides an analysis of our cash flows at December 31, 2025 and March 31, 2026.

Critical accounting estimates. This section contains a discussion of the critical accounting estimates that we believe are important to our financial condition and results of operations. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 “Summary Of Significant Accounting Policies,” in the Notes to audited Financial Statements set forth in this prospectus.

Overview

We are currently incorporated and in good standing in the State of Nevada. Our registered address is 7582 Las Vegas Blvd. South, Las Vegas, Nevada 89123 and our telephone number is (702) 721-9915. We maintain the following website: https://tvchannelsnetwork.com. Information available on our website is not incorporated by reference in and is not deemed a part of this prospectus, and you should not consider any information contained on, or that can be accessed through, our website as part of this prospectus or in deciding whether to purchase our common stock.

TV Channels Network Inc. is a music and entertainment technology company with a primary purpose of providing streaming entertainment content. The Company was created with a goal of becoming a major entertainment content provider by securing monthly subscribers to our streaming service.

We expect to go live soon after the closing of this offering and to start generating revenues with the sale of premium channel subscription packages. Our objective is to become the first streaming service to offer subscribers over 300 national live channels and 100 live video concert channels, including live concerts and sporting events only available on TV Channels Network.

The Company intends to grow its portfolio by continually seeking to acquire additional assets for ownership, including other streaming services, movie and film libraries, original content and exclusive rights to film and music events.

Results of Operations

Revenues

For the six month periods ending March 31, 2026 and 2025, the Company was still in the development process, and had no revenues, as the Company’s focus has been on increasing free subscribers to our platform and negotiating with content providers to sign up as part of our network. Similarly, for the fiscal years ending December 31, 2025 and 2023, the Company was still in the development process and had no revenues.

Cost of Services

For the three month periods ending March 31, 2026 and 2025, as well as the fiscal years ending December 31, 2025 and 2024, the Company was still in the development process, and incurred no cost of services, as the focus was on increasing free subscribers (which did not generate revenue) and developing a system to manage the cost of future revenues.

General and Administrative Expenses

Our general and administrative expenses for the year ending December 31, 2025, were $131,954, as compared to $138,812 for the year ending December 31, 2024. Our general and administrative expenses for the three months ending March 31, 2026, were $32,680, as compared to $25,581 in the comparative period in 2025. The increase was primarily attributed to increasing operations in the three months ending March 31, 2026, as compared to the three months ending March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had approximately $199,029 in total assets, as compared to $143,416 in total assets as of December 31, 2025. The increase is primarily attributable to an increase in cash and cash equivalents held by the Company..

Total liabilities increased from $488,452 in the fiscal year ending December 31, 2025, to $576,554 for the three months ended March 31, 2026, primarily from an increase in accounts payable from $336,207 as of December 31, 2025 to $369,281 as of March 31, 2026. The increase of $33,074 in accounts payable is due to advances made to the Company by shareholders for operating expenses. The current portion of operating lease liability increased from $63,156 to $64,903, offset by a decrease in noncurrent operating lease liability from $89,089 to $72,370.

Upon the closing of our offering, we will start our national TV advertising and social media campaigns in order to secure monthly subscribers to our streaming service. We expect to go live with over 300 channels soon after of the close of the offering. We expect to be generating positive revenues within 45 to 60 days after going live with our premium channels subscription packages. Our objective is to become the first streaming service to offer subscribers over 300 national live channels and 100 live video concert channels, including showcasing live concerts and sporting events only available on TV Channels Network streaming services.

Our ability to remain in operations depends on the continued funding by the CEO of the Company. The Company has enough capital to last up to and through the offering, to sustain its current operations. The Company has no bank lines or other financing arranged. We believe that the proceeds from the offering, together with our cash and cash equivalent balances will be adequate to meet our liquidity and capital expenditure requirements for the next 36 months. We anticipate that we will need at least $20,000,000 to attain significant business growth. In the future, we may need to seek additional capital, potentially through bonds, or convertible notes to fund our plan of operations.

Critical accounting estimates

We have prepared the accompanying unaudited interim Financial Statements and audited annual Financial Statements in accordance with GAAP. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the unaudited interim Financial Statements and audited annual Financial Statements may be material.

Software

The Company is developing a website that manages the library of the movies and the customer subscriptions, any amount paid toward the development of the website is capitalized. During 2023, the software is tested for impairment and is carried at cost less impairment loss. There has been no change in the year 2025.

Income taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss).

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to the cumulative losses through December 31, 2025 and no history of generating taxable income and hence deferred tax asset has not been recognized.

Restatement of Previously Issued Financial Statements

During the course of the Independent Audit of the Company’s fiscal year December 31, 2025 along with already audited comparative figures of December 31, 2023, the Company’s Auditor identified errors that were determined to be material in the financial year ended December 31, 2023 financial statements which were required to be restated in the financial statements for the year ended December 31, 2023.

As a result, the Company has restated the balance as of December 31, 2023 in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated financial statements”).

Off-Balance Sheet Arrangements Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of December 31, 2025, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2025, our Company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2019, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

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

TV CHANNELS NETWORK INC.

Dated: May 14, 2026	By:	/s/ Darryl Payne
Darryl Payne
Chief Executive Officer, President and Director Principal Executive Officer

	By:	/s/ Jorge Verar
Jorge Verar
Chief Financial Officer Principal Financial and Accounting Office

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darryl Payne	Chief Executive Officer and Director	May 14, 2026
Darryl Payne

/s/ Jorge Verar	Chief Financial Officer	May 14, 2026
Jorge Verar

/s/ Darryl Johnson	Director	May 14, 2026
Darryl Johnson

/s/ Steven George	Director	May 14, 2026
Steven George

/s/ Marshall Thompson	Director	May 14, 2026
Marshall Thompson

/s/ Okechukwa Ukah	Director	May 14, 2026
Okechukwa Ukah