Form 10-Q
period 2026-06-30
TV Channels Network Inc.
filed 2026-08-13
CIK 1952670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 12, 2026, the Company had 44,510,910 outstanding shares of common stock.

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

TV CHANNELS NETWORK, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TV CHANNELS NETWORK, INC.

v

TV CHANNELS NETWORK, INC.

BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$69,319	$191
Total current assets	69,319	191

Non-Current assets
Deposit	5,550	5,550
Operating lease, right of use asset	109,423	137,866
Total non-current assets	114,973	143,416

Total assets	$184,292	$143,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Account Payable	$398,979	$336,207
Advances to shareholders	70,000	-
Operating lease liability - current portion	66,713	63,156
Total current liabilities	535,692	399,363

Non-current liabilities
Operating lease liability	54,791	89,089
Total non-current liabilities	54,791	89,089

Total liabilities	590,483	488,452

Stockholders’ Equity
Common stock - no par value, 800,000,000 shares authorized; 43,753,810 and 42,581,650 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	1,100	1,100
Accumulated surplus (deficit)	(407,291)	(345,945)
Total Stockholders’ deficit	(406,191)	(344,845)
Total Liabilities and Stockholders’ Equity	$184,292	$143,607

The accompanying notes are an integral part of these financial statements.

TV CHANNELS NETWORK, INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses (see Note 2.8)	28,666	27,185	61,346	52,766
Total operating expenses	$28,666	$27,185	$61,346	$52,766

Operating loss	$(28,666)	$(27,185)	$(61,346)	$(52,766)

Other income (expense)
Interest expense	-	-	-	-
Total other income (expense)	$-	$-	$-	$-

Net loss	$(28,666)	$(27,185)	$(61,346)	$(52,766)

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

STATEMENT OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Equity Balance
Balance at December 31, 2025	42,581,650	$-	$1,100	$(345,945)	$(344,845)
Shares issued during the period	630,950	-	-	-	-
Net loss for the period	-	-	-	(32,680)	(32,680)
Balance at March 31, 2026	43,212,600	-	1,100	(378,625)	(377,525)
Shares issued during the period	541,210	-	-	-	-
Net loss for the period	-	-	-	(28,666)	(28,666)
Balance at June 30, 2026	43,753,810	$-	$1,100	$(407,291)	$(406,191)

Balance at December 31, 2024	40,191,850	$-	$1,100	$(213,991)	$(212,891)
Shares issued during the period	1,178,075	-	-	-	-
Net loss for the period	-	-	-	(25,581)	(25,581)
Balance at March 31, 2025	41,369,925	-	1,100	(239,572)	(238,472)
Shares issued during the period	211,000	-	-	-	-
Net loss for the period	-	-	-	(27,185)	(27,185)
Balance at June 30, 2025	41,580,925	$-	$1,100	$(266,757)	$(265,657)

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss for the period	$(61,346)	$(52,766)
Non-cash transactions:
Changes in current assets	28,443	(26,728)
Changes in current liabilities	136,329	53,444
Net cash provided by (used in) operating activities	103,426	(26,050)

Cash flows from investing activities:
Intangible asset proceeds	-	25,822
Payments on operating lease liabilities	(34,298)	-
Net cash provided by (used in) investing activities	(34,298)	25,822

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	69,128	(228)
Cash and cash equivalents at beginning of period	191	422
Cash and cash equivalents at end of period	$69,319	$194

The accompanying notes are an integral part of these audited financial statements.

TV CHANNELS NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2026

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

2.4. Software

The Company is developing a website that manages the library of the movies and the customer subscriptions, any amount paid toward the development of the website is capitalized. During 2023, the software is tested for impairment and is carried at cost less impairment loss. The net carrying value of the software was $0 and there has been no change as of June 30, 2026. Further, there has not been any expenditure incurred as of June 30, 2026.

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

2.6. Income taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate to net income (loss) as follows:

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined that a full valuation allowance is required due to the cumulative losses through June 30, 2026 and December 31, 2025, and no history of generating taxable income; hence, deferred tax assets have not been recognized.

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

2.8. General and Administrative Expenses

General and administrative expenses consist of rent expense, legal and professional expenses, utilities expense, marketing expense, and other operating expenses for the six months ended June 30, 2026, and June 30, 2025. The detailed breakup of the same is as follows:

	For the Six Months Ended June 30,
	2026	2025
General and Administrative Expenses
Rent Expense	$33,560	32,250
Accounting Fees	3,100	5,400
Legal Fees	16,250	7,400
Insurance Expense	1,618	502
Marketing Expense	3,494	2,197
Utilities Expense	3,309	1,792
Office Expenses	-	1,090
Administrative Fees	15	2,135
Total General and Administrative Expenses	$61,346	$52,766

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

The rent expense for the operating leases of the company is $33,560 and $32,250 for the six months ended June 30, 2026 and 2025 respectively, which are recognized in the General and Administrative Expenses.

Supplemental balance sheet information related to leases are as follows:

	June 30, 2026	December 31, 2025
Operating Leases
Right-of-Use Assets	$109,423	$137,866

Short-term Lease Liabilities	66,713	63,156
Long-term Lease Liabilities	54,791	89,089
Total Lease Liabilities	$121,504	$152,245

Weighted Average Remaining Lease Term (in years)	1.83	2.25

Weighted Average Discount Rate	8.00%	8.00%

2.10 Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the consolidated financial statements for the three months ended June 30, 2026 and 2025.

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

The key measures of segment profit or loss reviewed by our CODM are operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The following table presents selected financial information with respect to the Company’s single operating segment for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net revenue	$-	$-

Operating expenses:
General and administrative	61,346	52,766
Total operating expenses	61,346	52,766

Loss from operations	(61,346)	(52,766)

Other expenses
Impairment Loss	-	-
Total other expenses	-	-

Net loss	$(61,346)	$(52,766)

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

Potentially dilutive securities are excluded from the calculation of diluted net loss per share if their inclusion would be anti-dilutive. As there are no potentially dilutive securities as of June 30, 2026 and 2025, the diluted net loss per share is the same as basic net loss per share for both periods.

3. Going Concern

The Company currently has limited operations. The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $407,291 as of June 30, 2026, and $345,945 as of December 31, 2025. The Company has a limited operating history, and its continued growth is dependent upon the start of selling its services; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Related Party Transactions

Accounts Payables contain payables to related parties which is accumulated advances paid by the CEO for operating expenses of the company, which amount to $398,979 and $336,207 as of June 30, 2026, and December 31, 2025, respectively.

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

As of June 30, 2026, the company had issued 43,753,810 shares with no par value and as of December 31, 2025, the company had issued 42,581,650 shares with no par value.

6. Commitments and Contingencies

No commitments and no contingent liabilities are outstanding as at June 30, 2026, and December 31, 2025.

7. Subsequent Events

The company has evaluated subsequent events for recognition and disclosure through August 13, 2026, which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

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

Results of operations. This section contains an analysis of our results of operations presented in the accompanying audited Statements of Operations for the fiscal year ended December 31, 2025. Additionally, this section also contains an analysis of the unaudited Statements of Operations for the six months ended June 30, 2026.

Liquidity and capital resources. This section provides an analysis of our cash flows at December 31, 2025 and June 30, 2026.

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

Results of Operations

Revenues

For the six month periods ending June 30, 2026 and 2025, the Company was still in the development process, and had no revenues, as the Company’s focus has been on increasing free subscribers to our platform and negotiating with content providers to sign up as part of our network. Similarly, for the fiscal years ending December 31, 2025 and 2024, the Company was still in the development process and had no revenues.

Cost of Services

For the six month periods ending June 30, 2026 and 2025, as well as the fiscal years ending December 31, 2025 and 2024, the Company was still in the development process, and incurred no cost of services, as the focus was on increasing free subscribers (which did not generate revenue) and developing a system to manage the cost of future revenues.

General and Administrative Expenses

Our general and administrative expenses for the year ending December 31, 2025, were $131,954, as compared to $138,812 for the year ending December 31, 2024. Our general and administrative expenses for the six months ending June 30, 2026, were $61,346, as compared to $52,766 in the comparative period in 2025. The increase was primarily attributed to increasing operations in the six months ending June 30, 2026, as compared to the six months ending June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $184,292 in total assets, as compared to $143,607 in total assets as of December 31, 2025. The increase is primarily attributable to an increase in cash and cash equivalents held by the Company..

Total liabilities increased from $488,452 in the fiscal year ending December 31, 2025, to $590,483 for the six months ended June 30, 2026, primarily from an increase in accounts payable from $336,207 as of December 31, 2025 to $398,969 as of June 30, 2026. The increase of $62,762 in accounts payable is due to advances made to the Company by shareholders for operating expenses. The current portion of operating lease liability increased from $63,156 to $66,713, offset by a decrease in noncurrent operating lease liability from $89,089 to $54,791.

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

Software

The Company is developing a website that manages the library of the movies and the customer subscriptions, any amount paid toward the development of the website is capitalized. During 2025, the software was tested for impairment and is carried at cost less impairment loss. There has been no change in the year 2026.

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

Restatement of Previously Issued Financial Statements

During the course of the Independent Audit of the Company’s fiscal year December 31, 2025 along with already audited comparative figures of December 31, 2024, the Company’s Auditor identified errors that were determined to be material in the financial year ended December 31, 2024 financial statements which were required to be restated in the financial statements for the year ended December 31, 2024.

As a result, the Company has restated the balance as of December 31, 2023 in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated financial statements”).

Off-Balance Sheet Arrangements Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of June 30, 2026, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2026, our Company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended June 30, 2026, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

TV CHANNELS NETWORK INC.

Dated: August 13, 2026	By:	/s/ Darryl Payne
Darryl Payne
Chief Executive Officer, President and Director Principal Executive Officer

	By:	/s/ Jorge Verar
Jorge Verar
Chief Financial Officer Principal Financial and Accounting Office

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darryl Payne	Chief Executive Officer and Director	August 13, 2026
Darryl Payne

/s/ Jorge Verar	Chief Financial Officer	August 13, 2026
Jorge Verar

/s/ Darryl Johnson	Director	August 13, 2026
Darryl Johnson

/s/ Steven George	Director	August 13, 2026
Steven George

/s/ Marshall Thompson	Director	August 13, 2026
Marshall Thompson

/s/ Okechukwa Ukah	Director	August 13, 2026
Okechukwa Ukah